Form 10-Q
period 2026-09-30
Pinnacle Acquisition Corp
filed 2026-11-12
CIK 2123955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2026, there were 20,225,000 Class A Ordinary Shares, par value $0.0001 per share, and 5,000,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

PINNACLE ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Unaudited Condensed Balance Sheet as of September 30, 2026	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from March 16, 2026 (Inception) through September 30, 2026	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from March 16, 2026 (Inception) through September 30, 2026	3

	Unaudited Condensed Statement of Cash Flows for the Period from March 16, 2026 (Inception) through September 30, 2026	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	Mine Safety Disclosures.	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	28

SIGNATURES		29

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated August 6, 2026, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 21-month period, from the closing of the Initial Public Offering (as defined below), which occurred on August 10, 2026, to May 10, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Pinnacle Acquisition Corporation, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of 3% of the gross proceeds of the Initial Public Offering to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account, provided that such fee shall not accrue or be payable with respect to the aggregate of 2,250,000 Public Units (as defined below) purchased in the Initial Public Offering by Steven K. Hudson and AVR Capital Holdings, LLC, an affiliate of Andrew Rechtschaffen, each a co-managing member of the Sponsor;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on August 10, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on April 7, 2026;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on July 22, 2026, as amended, and declared effective on August 6, 2026 (File No. 333-297618);

●	“Letter Agreement” are to the Letter Agreement, dated August 6, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our officers and directors;

●	“NYSE” are to the New York Stock Exchange;

●	“NYSE Three Year Requirement” are to the requirement pursuant to the NYSE Rules (as defined below) that a SPAC (as defined below) must consummate a Business Combination within three years of its initial listing;

●	“NYSE Rules” are to the continued listing rules of NYSE, as they exist as of the date of this Report;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which expired unexercised on September 20, 2026;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor in the Private Placement;

●	“Private Placement Units Purchase Agreement” are to the Private Placement Units Purchase Agreement, dated August 6, 2026, which we entered into with our Sponsor;

●	“Public Rights” are to the rights included as part of the Public Units, which grant the holder the right to receive one-eighth (1/8) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 22, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Share Rights Agreement, dated August 6, 2026, which we entered into with Continental, as Rights agent;

●	“Santander” are to Santander US Capital Markets LLC, the representative of the Underwriters;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to PAC Sponsor, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $200,000,000 from the proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated August 6, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated August 6, 2026 and as amended August 14, 2026, which we entered into with Santander, as representative of the Underwriters;

●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one Public Right; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PINNACLE ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

Assets
Current Assets
Cash	$1,280,766
Prepaid insurance	67,054
Prepaid expenses	23,683
Total Current Assets	1,371,503
Long-term prepaid insurance	55,878
Cash and marketable securities held in Trust Account	201,063,247
Total Assets	$202,490,628

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$70,402
Accrued offering costs	92,858
Total Current Liabilities	163,260
Advisory fee payable	5,325,000
Deferred underwriting commissions	5,325,000
Total Liabilities	10,813,260

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, 20,000,000 shares at redemption value of $10.05 per share	201,063,247

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 225,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	23
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding(1)	500
Additional paid-in capital	—
Accumulated deficit	(9,386,402)
Total Shareholders’ Deficit	(9,385,879)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$202,490,628

(1)	Excludes 750,000 Class B Ordinary Shares that were subject to forfeiture in connection with the Over-Allotment Option, which expired unexercised on September 20, 2026 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINNACLE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Period from March 16, 2026 (Inception) Through September 30,
	2026	2026
General and administrative expenses	$185,723	$242,850
Advisory fee expense	5,325,000	5,325,000
Loss from operations	(5,510,723)	(5,567,850)

Other income:
Change in fair value of Over-Allotment Option liability	181,100	181,100
Interest earned on investments held in Trust Account	1,063,247	1,063,247
Total other income, net	1,244,347	1,244,347
Net loss	$(4,266,376)	$(4,323,503)

Weighted average shares outstanding, Class A Ordinary Shares	11,431,522	5,284,925
Basic and diluted net loss per share, Class A Ordinary Shares	$(0.26)	$(0.44)

Weighted average shares outstanding, Class B Ordinary Shares(1)(2)	5,000,000	4,447,236
Basic and diluted net loss per share, Class B Ordinary Shares	$(0.26)	$(0.44)

(1)	Excludes 750,000 Class B Ordinary Shares that were subject to forfeiture in connection with the Over-Allotment Option, which expired unexercised on September 20, 2026 (see Note 5).

(2)

On July 21, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINNACLE ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM MARCH 16, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 16, 2026 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(13,862)	(13,862)

Balance – March 31, 2026	—	—	—	—	—	(13,862)	(13,862)

Issuance of Class B Ordinary Shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(43,265)	(43,265)

Balance – June 30, 2026 (Unaudited)	—	$—	5,750,000	$575	$24,425	$(57,127)	$(32,127)

Sale of 225,000 Private Placement Units	225,000	23	—	—	2,249,977	—	2,250,000

Fair value of Public Rights included in the Public Units sold in the Initial Public Offering	—	—	—	—	3,200,000	—	3,200,000

Allocation of transaction costs to equity instruments	—	—	—	—	(108,671)	—	(108,671)

Accretion of Class A Ordinary Shares to redemption value	—	—	—	—	(5,365,806)	(5,062,899)	(10,428,705)

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Net loss	—	—	—	—	—	(4,266,376)	(4,266,376)

Balance – September 30, 2026 (Unaudited)	225,000	$23	5,000,000	$500	$—	$(9,386,402)	$(9,385,879)

(1)

On July 21, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding held 5,750,000 Founder Shares. All share and per share data have been retrospectively presented.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINNACLE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 16, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net loss	$(4,323,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs applied against prepaid expenses	11,582
Payment of general and administrative expenses through IPO Promissory Note	44,342
Interest earned on investments held in Trust Account	(1,063,247)
Change in fair value of Over-Allotment Option liability	(181,100)
Changes in operating assets and liabilities:
Prepaid expenses	(19,954)
Prepaid insurance	(67,054)
Long-term prepaid insurance	(55,878)
Accounts payable and accrued expenses	70,402
Advisory fee payable	5,325,000
Net cash used in operating activities	(259,410)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discount paid	199,750,000
Proceeds from sale of Private Placement Units	2,250,000
Proceeds from IPO Promissory Note	50
Repayment of IPO Promissory Note	(199,067)
Payment of offering costs	(260,807)
Net cash provided by financing activities	201,540,176

Net Change in Cash	1,280,766
Cash – Beginning of period	—
Cash – End of period	$1,280,766

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$115,865
Deferred offering costs paid through IPO Promissory Note	$150,946
Offering costs applied against prepaid expenses	$13,418
Prepaid expense paid by Sponsor through IPO Promissory Note	$3,729
Prepaid expense paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000
Initial classification of Over-Allotment Option liability	$181,100
Deferred underwriting fee payable	$5,325,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PINNACLE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

Pinnacle Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 16, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of September 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from March 16, 2026 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Following the closing of the Initial Public Offering, on August 10, 2026, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company ( “Continental”), acting as trustee. The proceeds will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 10, 2028 (21 months from the closing of the Initial Public Offering), or by such (x) earlier date as determined by the Board or (ii) other period during which the Company must consummate an initial Business Combination pursuant to an amendment to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) and consistent with applicable laws, regulations and stock exchange rules (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles to modify (A) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of our Public Shares (the “Public Shareholders”).

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

Liquidity and Capital Resources

The Company’s liquidity needs through September 30, 2026 were satisfied through (i) a payment of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares and (ii) a loan under an unsecured promissory note (the “IPO Promissory Note”) from the Sponsor of up to $300,000 (see Note 5) and, subsequent to the Initial Public Offering, through the proceeds of the Initial Public Offering and the Private Placement held outside the Trust Account. As of September 30, 2026, the Company had $1,280,766 of cash and working capital of $1,208,243.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Current Report on Form 8-K, as filed with the SEC on August 14, 2026. The interim results for the three months ended September 30, 2026 and for the period from March 16, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,280,766 and no cash equivalents as of September 30, 2026.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounted to $201,063,247. The Company classifies its U.S. Treasury Securities and equivalent securities as held-to-maturity in accordance with FASB ASC Topic 320, “Investments - Debt Securities.” Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares and Rights, by allocating Initial Public Offering proceeds first to assigned value of the Rights and then to the Class A Ordinary Shares. Offering costs allocated to the Public Units and Private Placement Units are allocated to temporary equity and shareholders’ deficit, based on the classification of underlying financial instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature, other than the investments held in the Trust Account (see Note 8).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. As of September 30, 2026, there were 20,225,000 Rights issued and outstanding.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The Underwriters’ 45-day option that the Underwriters may purchase up to an additional 3,000,000 units (the “Over-Allotment Option”) is deemed to be a freestanding financial instrument indexed on the Public Shares subject to redemption and were accounted for as a liability at the Initial Public Offering closing date pursuant to ASC 480 since the Underwriters did not exercise their Over-Allotment Option at the closing of the Initial Public Offering. As of September 30, 2026, no Over-Allotment Option liability was recognized in the accompanying unaudited condensed balance sheet. The Over-Allotment Option expired unexercised on September 20, 2026.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheet. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Rights	(3,200,000)
Proceeds allocated to Over-Allotment Option liability	(181,100)
Class A Ordinary Shares issuance costs	(5,984,358)
Plus:
Accretion of carrying value to redemption value	10,428,705
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$201,063,247

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Loss Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” and, together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of shares. Net loss per Ordinary Share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding for the period. Weighted average Class B Ordinary Shares were reduced for the effect of an aggregate of 750,000 Class B Ordinary Shares that were subject to forfeiture until the Over-Allotment Option expired unexercised on September 20, 2026 (see Note 5). Accretion associated with the redeemable Class A Ordinary Shares is excluded from net loss per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted net loss per Ordinary Share does not consider the effect of the 20,225,000 Rights issued in connection with the Initial Public Offering and the Private Placement, which are convertible into an aggregate of 2,528,125 Class A Ordinary Shares, because the issuance of the underlying Class A Ordinary Shares is contingent upon the occurrence of a Business Combination and the inclusion of such shares would be anti-dilutive. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per Ordinary Share:

	For the Three Months Ended September 30, 2026		For the Period from March 16, 2026 (Inception) Through September 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net loss per Ordinary Share:
Numerator:
Allocation of net loss	$(2,968,147)	$(1,298,229)	$(2,347,823)	$(1,975,680)
Denominator:
Basic and diluted weighted average Ordinary Shares outstanding	11,431,522	5,000,000	5,284,925	4,447,236
Basic and diluted net loss per Ordinary Share	$(0.26)	$(0.26)	$(0.44)	$(0.44)

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires the disclosure of additional segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on March 16, 2026, the date of its incorporation.

 In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on August 10, 2026, the Company sold 20,000,000 Public Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right, which entitles the holder thereof to receive one-eighth (1/8) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 225,000 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $2,250,000. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which entitles the holder thereof to receive one-eighth (1/8) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 7, 2026, the Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain of the Company’s offering costs and expenses, for which the Company repurchased the one share outstanding and issued 7,187,500 Class B Ordinary Shares (collectively, the “Founder Shares”) to the Sponsor. On July 21, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares. Up to 750,000 of the Founder Shares may be forfeited by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option is exercised. All share and per-share data have been retrospectively presented.

On September 21, 2026, following the expiration of the Over-Allotment Option on September 20, 2026 without any exercise, 750,000 Founder Shares were forfeited by the Sponsor in order for it to maintain ownership of 20.0% of the issued and outstanding Ordinary Shares of the Company (excluding the Class A Ordinary Shares underlying the Private Placement Units held by the Sponsor). Such forfeited shares were cancelled by the Company.

On August 5, 2026, the Sponsor granted membership interests equivalent to an aggregate of 225,000 Founder Shares to the Company’s Chief Financial Officer and three independent directors of the Company in exchange for their services as an officer or independent directors through the Company’s initial Business Combination. The Founder Shares will remain with the Sponsor if the holders of the Founder Shares are no longer serving the Company prior to the initial Business Combination. The granted membership interests equivalent to the Founder Shares are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the membership interests equivalent to 225,000 Founder Shares on August 5, 2026 was $265,500 or $1.18 per share. The Company established the initial fair value of the membership interests equivalent to 225,000 Founder Shares on August 5, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team, which takes into consideration the implied Class A Ordinary Share price of $9.85, and probability of an initial Business Combination and market adjustment of 12.0%. The membership interests equivalent to 225,000 Founder Shares granted were subject to a performance condition (i.e., providing services through a Business Combination). Share-based compensation will be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the membership interests. As of September 30, 2026, the Company determined that the initial Business Combination was not considered probable and therefore no share-based compensation expense had been recognized.

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

IPO Promissory Note

On April 7, 2026, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The loan is non-interest bearing and unsecured. The IPO Promissory Note was payable on the earlier of December 31, 2026 or the date the Company consummates the Initial Public Offering out of the $1,000,000 of offering proceeds that has been allocated to the payment of offering expenses, from amounts available for working capital or from the net proceeds of the Initial Public Offering and the Private Placement not held in the Trust Account. As of September 30, 2026, there was no amount outstanding under the IPO Promissory Note. As of August 10, 2026, the Company had borrowed $199,067, of which $187,274 was repaid by the Company at the closing of the Initial Public Offering and subsequently on August 21, 2026, the remaining balance of $11,793 was repaid. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

The Company has agreed to pay the Sponsor an aggregate of $10,000 per month for accounting, bookkeeping, office space, information technology support, research, professional, secretarial and administrative services commencing on August 7, 2026, the date the securities of the Company were first listed on the New York Stock Exchange (“NYSE”), pursuant to the administrative services agreement, dated August 6, 2026 (“Administrative Services Agreement”). Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2026 and for the period from March 16, 2026 (inception) through September 30, 2026, the Company incurred $18,667 in fees for these services, which amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company the Working Capital Loans. If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the Underwriters a 45-day option from August 6, 2026 to purchase up to 3,000,000 additional Public Units to cover any over-allotments, if any, at the Initial Public Offering price. The Over-Allotment Option expired unexercised on September 20, 2026.

The Underwriters were paid a cash underwriting commission of $250,000 upon the closing of the Initial Public Offering.

Additionally, the Underwriters are entitled to the Deferred Fee of 3.0% of the gross proceeds of the Public Units sold to the Public Shareholders in the Initial Public Offering held in the Trust Account, $6,000,000 in the aggregate upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement, dated August 6, 2026 and as amended August 14, 2026, by and between the Company and Santander US Capital Markets LLC, the representative of the Underwriters (the “Underwriting Agreement”). Of this Deferred Fee, the Underwriters have agreed to waive any deferred underwriting discount in relation to the gross proceeds of the Public Units purchased in the Initial Public Offering by Steven K. Hudson and AVR Capital Holdings, LLC, an affiliate of Andrew Rechtschaffen, each a co-managing member of the Sponsor totaling to $675,000. As a result, $5,325,000 of the Deferred Fee is payable to the Underwriters from the Trust Account upon the completion of initial Business Combination).

Advisory Fee

In addition to the Underwriting Agreement, in connection with the Initial Public Offering, the Company entered into an agreement with the Underwriters in which the Underwriters are entitled to an advisory fee equal to 3.0% of the gross proceeds of the Public Units sold to the Public Shareholders in the Initial Public Offering upon and subject to the closing of the initial Business Combination. However, the Underwriters have agreed not to charge an advisory fee in relation to the gross proceeds of the Public Units purchased in the Initial Public Offering by Steven K. Hudson and AVR Capital Holdings, LLC, an affiliate of Andrew Rechtschaffen, each a co-managing member of the Sponsor totaling to $675,000. The termination clause in such agreement deems the fee earned and recorded as of August 10, 2026. As of September 30, 2026, $5,325,000 had been recorded as advisory fee payable in the accompanying unaudited condensed balance sheet.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 per share. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 per share. As of September 30, 2026, there were 225,000 Class A Ordinary Shares issued and outstanding, excluding 20,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 per share. On April 7, 2026, the Company repurchased the one share outstanding and issued 7,187,500 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.0035 per share. On July 21, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture if the Over-Allotment Option is not exercised by the Underwriters in full. All share and per-share data have been retrospectively presented. As of September 30, 2026, there were 5,000,000 Class B Ordinary Shares issued and outstanding, after giving effect to the forfeiture of 750,000 Class B Ordinary Shares on September 21, 2026, as described in Note 5.

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

NOTE 7. SHAREHOLDERS’ DEFICIT (cont.)

Rights

As of September 30, 2026, there were 20,225,000 Rights issued and outstanding. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one-eighth (1/8) of one Class A Ordinary Share upon consummation of the initial Business Combination, even if the holder of a Public Right redeemed all Public Shares held by him, her or it in connection with the initial Business Combination or an amendment to the Amended and Restated Articles with respect to the pre-initial Business Combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a Right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of one Class A Ordinary Share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her or its additional Class A Ordinary Shares upon consummation of an initial Business Combination. The Class A Ordinary Shares issuable upon conversion of the Rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Rights to receive the same consideration per Ordinary Share the holders of the Class A Ordinary Shares will receive in the transaction, namely, Class A Ordinary Shares on an as-converted basis.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects Management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

As of September 30, 2026, the investments held in the Trust Account consisted of U.S. Treasury Bills maturing on February 4, 2027, with an amortized cost of $201,062,354, a gross holding loss of $218,703 and a fair value of $200,843,651, and cash of $893. The U.S. Treasury Bills are carried at amortized cost on the accompanying unaudited condensed balance sheet. The gross holding loss and fair value of held-to-maturity securities as of September 30, 2026 are as follows:

	Amortized Cost	Gross Holding Loss	Fair Value (Level 1)
September 30, 2026 – U.S. Treasury Securities (Matures on February 4, 2027)	$201,062,354	$(218,703)	$200,843,651

NOTE 8. FAIR VALUE MEASUREMENTS (cont.)

The Over-Allotment Option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the accompanying unaudited condensed balance sheet until its expiration. The Over-Allotment Option liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Over-Allotment Option liability in the accompanying unaudited condensed statements of operations. The fair value of the Over-Allotment Option at its initial measurement on August 10, 2026 was $181,100, or $0.06 per option unit. The Over-Allotment Option expired unexercised on September 20, 2026, and the liability was remeasured to $0, resulting in a gain of $181,100 that is presented as change in fair value of Over-Allotment Option liability in the accompanying unaudited condensed statements of operations. No Over-Allotment Option liability was outstanding at September 30, 2026.

The Company used a Black-Scholes model to value the Over-Allotment Option. The Over-Allotment Option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its Ordinary Shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Over-Allotment Option:

August 10, 2026
Exercise price	$10.00
Volatility	2.29%
Risk-free rate	3.80%
Expected term (years)	0.12

The fair value of the Public Rights was $3,200,000, or $0.16 per Public Right, at the closing of the Initial Public Offering. The fair value of the Public Rights was determined using a Monte Carlo simulation model. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

August 10, 2026
Underlying share price	$9.84
Probability of de-SPAC and instrument-specific market adjustment	13.00%
Risk-free rate	4.15%
Expected term to de-SPAC (years)	1.75

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s Over-Allotment Option liability classified as Level 3 for the period from March 16, 2026 (inception) through September 30, 2026:

Fair value of Over-Allotment Option liability at March 16, 2026 (inception)	$—
Initial fair value of Over-Allotment Option liability at August 10, 2026	181,100
Change in fair value of Over-Allotment Option liability	(181,100)
Fair value of Over-Allotment Option liability at September 30, 2026	$—

NOTE 9. SEGMENT INFORMATION

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

NOTE 9. SEGMENT INFORMATION (cont.)

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

September 30, 2026
Cash	$1,280,766
Cash and marketable securities held in Trust Account	$201,063,247

	For the Three Months Ended September 30,	For the Period From March 16, 2026 (Inception) Through September 30,
	2026	2026
General and administrative expenses	$185,723	$242,850
Advisory fee expense	5,325,000	5,325,000
Interest earned on investments held in Trust Account	1,063,247	1,063,247

The CODM reviews interest earned on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement. The CODM also reviews the advisory fee expense to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses and advisory fee expense are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

On September 20, 2026, the Over-Allotment Option expired unexercised and, on September 21, 2026, the Sponsor forfeited 750,000 Founder Shares for no consideration. Such forfeited shares were cancelled by us.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since March 16, 2026 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest or dividend income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $4,266,376, which consisted of general and administrative expenses of $185,723 and advisory fee expense of $5,325,000, offset by interest earned on investments held in the Trust Account of $1,063,247 and change in fair value of Over-Allotment Option liability of $181,100.

For the period from March 16, 2026 (inception) through September 30, 2026, we had a net loss of $4,323,503, which consisted of general and administrative expenses of $242,850 and advisory fee expense of $5,325,000, offset by interest earned on investments held in the Trust Account of $1,063,247 and change in fair value of Over-Allotment Option liability of $181,100.

Liquidity and Capital Resources

Our liquidity needs through September 30, 2026, were satisfied through (i) a payment of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note and, subsequent to the Initial Public Offering, through the proceeds of the Initial Public Offering and the Private Placement held outside the Trust Account. As of September 30, 2026, we had $1,280,766 of cash and working capital of $1,208,243.

On August 10, 2026, following the closing of the Initial Public Offering and the Private Placement, a total of $200,000,000 was placed in the Trust Account. We incurred total transaction costs of $6,093,029 in the Initial Public Offering, consisting of $250,000 of cash underwriting commissions, the Deferred Fee of $5,325,000, and $518,029 of other offering costs.

For the period from March 16, 2026 (inception) through September 30, 2026, net cash used in operating activities was $259,410. Net loss of $4,323,503 was affected by formation costs applied against prepaid expenses of $11,582, payment of general and administrative expenses through the IPO Promissory Note of $44,342, change in fair value of Over-Allotment Option liability of $181,100 and interest earned on investments held in the Trust Account of $1,063,247. Changes in operating assets and liabilities provided $5,252,516 of cash for operating activities.

For the period from March 16, 2026 (inception) through September 30, 2026, net cash used in investing activities was $200,000,000, which consisted of the investment of cash into the Trust Account.

For the period from March 16, 2026 (inception) through September 30, 2026, net cash provided by financing activities was $201,540,176, which consisted of proceeds from the sale of Public Units, net of underwriting discount paid, of $199,750,000, proceeds from the sale of Private Placement Units of $2,250,000 and proceeds from the IPO Promissory Note of $50, offset by the repayment of the IPO Promissory Note of $199,067 and the payment of offering costs of $260,807.

As of September 30, 2026, we had investments held in the Trust Account of $201,063,247 (including $1,063,247 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had $1,280,766 of cash held outside of the Trust Account. Subsequent to the closing of Initial Public Offering and the Private Placement, we will use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, on April 7, 2026, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. As of September 30, 2026, there was no amount outstanding under the IPO Promissory Note. As of August 10, 2026, we borrowed $199,067, of which $187,274 was repaid upon the consummation of our Initial Public Offering and subsequently on August 21, 2026, the remaining balance of $11,793 was repaid. Borrowings under the IPO Promissory Note are no longer available.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on August 7, 2026, the date when our securities were first listed with NYSE, and until the completion of our Business Combination or liquidation, we will reimburse the Sponsor $10,000 per month for accounting, bookkeeping, office space, information technology support and professional, secretarial and administrative support services pursuant to the Administrative Services Agreement. For the three months ended September 30, 2026 and for the period from March 16, 2026 (inception) through September 30, 2026, we incurred $18,667 in fees for these services, which amount is included in accounts payable and accrued expenses in our unaudited condensed balance sheet.

Underwriting Agreement

We granted the Underwriters a 45-day option from August 6, 2026 to purchase up to an additional 3,000,000 Units to cover over-allotments, if any at the Initial Public Offering price less the underwriting discounts. The Over-Allotment Option expired unexercised on September 20, 2026.

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

Advisory Fee

In addition to the Underwriting Agreement, in connection with the Initial Public Offering, we entered into an agreement with the Underwriters in which the Underwriters are entitled to an advisory fee equal to 3.0% of the gross proceeds of the Public Units sold to the Public Shareholders in the Initial Public Offering upon and subject to the closing of the initial Business Combination. However, the Underwriters have agreed not to charge an advisory fee in relation to the gross proceeds of the Public Units purchased in the Initial Public Offering by Steven K. Hudson and AVR Capital Holdings, LLC, an affiliate of Andrew Rechtschaffen, each a co-managing member of the Sponsor totaling to $675,000. The termination clause in such agreement deems the fee earned and recorded as of August 10, 2026. As of September 30, 2026, $5,325,000 had been recorded as advisory fee payable in our unaudited condensed balance sheet.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. The more significant accounting estimates included in our unaudited condensed financial statements are the determination of the fair value of the Public Rights and the Over-Allotment Option issued in connection with our Initial Public Offering. As of September 30, 2026, we did not have any other critical accounting estimates to be disclosed, as the Rights are classified as equity and are not subject to remeasurement at each reporting period and the Over-Allotment Option expired unexercised on September 20, 2026.

Recent Accounting Standards

In November 2023, the FASB issued ASU Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires the disclosure of additional segment information. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 on March 16, 2026, the date of our incorporation.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in (i) our IPO Registration Statement and (ii) our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 7, 2026, the Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain of our offering costs and expenses, for which we repurchased the one share outstanding and issued 7,187,500 Founder Shares to the Sponsor. On July 21, 2026, the Sponsor surrendered 1,437,500 Founder Shares for no consideration, resulting in the Sponsor holding 5,750,000 Founder Shares.

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

Use of Proceeds

On August 10, 2026, we consummated our Initial Public Offering of 20,000,000 Public Units. Each Public Unit consists of one Public Share and one Public Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $200,000,000. Santander and CIBC Capital Markets acted as joint book-running manager, with Santander acting as the sole representative of the Underwriters. The securities sold in the Initial Public Offering were registered under the Securities Act on the IPO Registration Statement (File No. 333-297618), which the SEC declared effective on August 6, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our board of directors since we reported such procedures in our prospectus for its Initial Public Offering.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Share Rights Agreement, dated August 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as share rights agent. (1)
10.1	Investment Management Trust Agreement, dated August 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration Rights Agreement, dated August 6, 2026, by and among the Company and certain security holders. (1)
10.3	Private Placement Units Purchase Agreement, dated August 6, 2026, by and between the Company and the Sponsor. (1)
10.4	Letter Agreement, dated August 6, 2026, by and among the Company, its officers, directors and the Sponsor. (1)
10.5	Administrative Services Agreement, dated August 6, 2026, by and between the Company and the Sponsor. (1)
10.6	Form of Indemnity Agreement. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2026	Pinnacle Acquisition Corporation

	By:	/s/ Steven K. Hudson
	Name:	Steven K. Hudson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Jack Schneider
	Name:	Jack Schneider
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)